Form 10-Q
period 2026-03-31
JAB Acquisition Corp I
filed 2026-07-23
CIK 2128739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 001-43341

JAB Acquisition Corp I

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1934496
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

270 Sylvan Avenue, Suite 2230, Englewood Cliffs NJ	07632
(Address of principal executive offices)	(Zip Code)

332-203-6124

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, one redeemable warrant and one right to receive one-fourth (1/4th) of one Class A ordinary share	JABRU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	JAB	The Nasdaq Stock Market LLC
Warrants, each warrant exercisable for one Class A ordinary share	JABRW	The Nasdaq Stock Market LLC
Rights to receive one-fourth (1/4th) of one Class A ordinary Share	JABRR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☐ Yes ☒ No

The registrant has been subject to the filing requirements since June 9, 2026

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☒ Yes ☐ No

As of July 23, 2026, there were 18,345,000 Class A ordinary shares, $0.0001 par value and 9,857,143 Class B ordinary shares, $0.0001 par value, issued and outstanding.

i

Item 1. Financial Statements (Unaudited)

JAB ACQUISITION CORP I

UNAUDITED BALANCE SHEET

March 31, 2026
ASSETS
Current Assets:
Prepaid expense	$50,230
Total Assets	$50,230

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Promissory note – related party	$48,895
Total Liabilities	48,895

Commitments and contingencies (Note 6)

Shareholder’s Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, none issued and outstanding	-
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 9,857,143 shares issued and outstanding(1)	986
Additional paid-in capital	24,014
Accumulated deficit	(23,665)
Total Shareholder’s Equity	1,335
Total Liabilities and Shareholder’s Equity	$50,230

(1)	Includes an aggregate of 1,285,714 Class B ordinary shares subject to forfeiture to the extent that the underwriters’ the over-allotment option was not exercised in full or in part (see Note 5 and 6). No Class B ordinary shares were forfeited as, in connection with the Initial Public Offering, the underwriters fully exercised the over-allotment option.

The accompanying notes are an integral part of these unaudited financial statements.

JAB ACQUISITION CORP I

UNAUDITED STATEMENT OF OPERATIONS

For the period from March 10, 2026 (inception) through March 31, 2026
Formation and operating expenses	$23,665
TOTAL EXPENSES	23,665

Net loss	$(23,665)

Weighted average shares outstanding basic and diluted(1)	4,897,959
Basic and diluted net loss per Class B ordinary share	$(0.00)

(1)	Excludes an aggregate of 1,285,714 Class B ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part (see Note 5 and 6). No Class B ordinary shares were forfeited as, in connection with the Initial Public Offering, the underwriters fully exercised the over-allotment option.

The accompanying notes are an integral part of these unaudited financial statements.

JAB ACQUISITION CORP I

UNAUDITED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY

FOR THE PERIOD FROM MARCH 10, 2026 (INCEPTION) THROUGH

MARCH 31, 2026

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance, March 10, 2026 (inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor(1)	9,857,143	986	24,014	—	25,000
Net loss	—	—	—	(23,665)	(23,665)
Balance, March 31, 2026	9,857,143	$986	$24,014	$(23,665)	$1,335

(1)	Includes an aggregate of 1,285,714 Class B ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part (see Note 5 and 6). No Class B ordinary shares were forfeited as, in connection with the Initial Public Offering, the underwriters fully exercised the over-allotment option.

The accompanying notes are an integral part of these unaudited financial statements.

JAB ACQUISITION CORP I

UNAUDITED STATEMENT OF CASH FLOWS

For the Period From March 10, 2026 (inception) through March 31, 2026
Cash Flows From Operating Activities:
Net loss	$(23,665)
Adjustments to reconcile net loss to net cash provided by operating activities:
Payment of operating expenses through Promissory Note – related party	10,145
Changes in operating assets and liabilities:
Prepaid expense	13,520
Net Cash Provided By Operating Activities	—

Net change in cash	—
Cash at beginning of period	—
Cash at end of period	$—

Supplemental Schedule of Non-Cash Financing Activities:
Prepaid included in Promissory Note – related party	$38,750
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000

The accompanying notes are an integral part of these unaudited financial statements.

JAB ACQUISITION CORP I

Notes to Unaudited Financial Statements

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND GOING CONCERN

JAB Acquisition Corp I (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on March 10, 2026. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, however, it intends to focus our search on high potential businesses based in the United States. The Company is an early-stage and emerging growth company; and, as such, the Company is subject to all of the risks associated with early-stage and emerging growth companies.

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from March 10, 2026 (inception) through March 31, 2026, related to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

On June 11, 2026, the Company consummated its Initial Public Offering of 17,250,000 units (the “Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), including 2,250,000 Units issued pursuant to the exercise of the underwriters’ over-allotment option. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $172,500,000 (the “Public Proceeds”).

Simultaneously with the closing of the Initial Public Offering, the Company completed the private sale of 260,000 Units (the “Private Units”) at a price of $10.00 per Unit in a private placement to the Company’s sponsor, JAB Acquisition Sponsor I, LLC (the “Sponsor”) generating gross proceeds to the Company of $2,600,000.

Transaction costs amounted to $3,396,791, consisting of underwriter’s fees of $1,000,000, fair value of representative shares of $1,240,000 and $1,156,791 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The stock exchange listing rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding the amount of deferred underwriting commissions and Permitted Withdrawals on the interest income earned on the funds held in the Trust Account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination. Management has agreed that $10.00 per Unit sold in the Initial Public Offering, including proceeds of the sale of the Private Placement Warrants, will be held in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest then in the Trust Account), net of funds withdrawn to pay taxes, if any, and up to $100,000 of interest to pay dissolution expenses. (“Permitted Withdrawals”). There will be no redemption rights upon the completion of a Business Combination with respect to the Private Placement Warrants. The Public Shares subject to redemption are recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

JAB ACQUISITION CORP I

Notes to Unaudited Financial Statements

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND GOING CONCERN (cont.)

If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination only if the Company receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires a resolution be passed by a majority of the holders of the Class A ordinary shares, par value $0.0001 (the “Class A ordinary shares”) and the Class B ordinary shares, par value $0.0001 (the “Class B ordinary shares,” and together with the Class A ordinary shares, the “ordinary shares”) as, being entitled to do so, vote in person or by proxy at a general meeting of the Company, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (the “Articles”), conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination and waive its redemption rights with respect to any such shares in connection with a shareholder vote to approve a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting and, if they do vote, irrespective of whether they vote for or against the proposed Business Combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, the Articles provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares without the Company’s prior written consent.

The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Articles (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to shareholder’s rights or pre-initial business combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment.

The Company may extend the initial 12-month time period to consummate a Business Combination for no more than two (2) three-month periods by depositing an additional $0.10 per share for each three-month period into the Trust Fund. If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to pay the Permitted Withdrawals, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants or the Company’s rights, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

JAB ACQUISITION CORP I

Notes to Unaudited Financial Statements

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND GOING CONCERN (cont.)

The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares it will receive if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive its rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor is liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, if any, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has it independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations, and we believe that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for the Company’s initial Business Combination and redemptions could be reduced to less than $10.00 per Public Share. In such event, the Company may not be able to complete its initial Business Combination, and the Public Shareholders would receive such lesser amount per share in connection with any redemption of their Public Shares. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Going Concern Considerations

The Company has until 12 months from the date of the Initial Public Offering to consummate a Business Combination (the “Combination Period”). The Company may extend the initial 12-month time period to consummate a Business Combination for no more than two (2) three-month periods by depositing an additional $0.10 per share for each three-month period into the Trust Fund. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

Further, the Company has incurred and expects to continue to incur significant costs in pursuit of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such an additional condition also raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statement is issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Specifically, the rising conflict between Russia and Ukraine, and the conflicts in the Middle East, and resulting market volatility could adversely affect the Company’s ability to complete a business combination. In response to the conflict between Russia and Ukraine, and Iran, the U.S. has imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s ability to complete a Business Combination and the value of the Company’s securities. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

JAB ACQUISITION CORP I

Notes to Unaudited Financial Statements

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in unaudited financial statements prepared in accordance with US GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s Prospectus filed with the SEC on June 10, 2026 and Form 8-K filed with the SEC on June 17, 2026.

The interim results for the period from March 10, 2026 (inception) through March 31, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

JAB ACQUISITION CORP I

Notes to Unaudited Financial Statements

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash or cash equivalents as of March 31, 2026.

Deferred Offering Costs

The Company complies with the requirements of the ASC Topic 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering” and Topic 5T — “Accounting for Expenses or Liabilities Paid by Principal Stockholder(s).”

Deferred offering costs consist of costs incurred in connection with preparation for the Initial Public Offering, which include professional and registration fees incurred. Deferred offering costs, together with the underwriting discounts and commissions, were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. The Company applies this guidance to allocate the Initial Public Offering proceeds from the Units between Class A ordinary shares, Warrants and Rights, used the residual method by allocating Initial Public Offering proceeds first to assigned value of the Warrants and Rights and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares (i.e., Public Shares) were charged to temporary equity and offering costs allocated to the Public Warrants, Public Rights and Private Placement Units were charged to shareholders’ equity as the Public Warrants, Public Rights, Private Placement Warrants and Private Placement Rights, after management’s evaluation, were accounted for under equity treatment (as well as the Private Placement Shares). As of March 31, 2026, the Company had deferred offering costs of $0.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Loss per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 1,285,714 Class B ordinary shares held by the Sponsor that were subject to forfeiture depending on the extent to which the over-allotment option was exercised by the underwriters (see Note 5 and 6). As of March 31, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

JAB ACQUISITION CORP I

Notes to Unaudited Financial Statements

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid to transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Warrant Instruments

The Company accounts for the Public Warrants issued in connection with the Initial Public Offering and the Private Placement Warrants in accordance with the guidance contained in the Financial Accounting Standards Board (“FASB”) ASC Topic 815, “Derivatives and Hedging.” Under ASC Topic 815-40, the Public Warrants (as defined below) and the Private Placement Warrants meet the criteria for equity treatment and as such were recorded in shareholders’ equity on June 11, 2026, the date of the completion of the Initial Public Offering. If the Public Warrants and Private Placement Warrants no longer meet the criteria for equity treatment, they will be recorded as a liability and remeasured each period with changes recorded in the statement of operations. There were no warrants outstanding as of March 31, 2026.

JAB ACQUISITION CORP I

Notes to Unaudited Financial Statements

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Rights

The Company accounts for the Public Rights and Private Placement Rights (as defined in Notes 3 and 4) issued in connection with the Initial Public Offering and the Private Placement, in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Under ASC Topic 815-40, the Public Rights (as defined below) and the Private Placement Rights meet the criteria for equity treatment and as such were recorded in shareholders’ equity. If the Public Rights and Private Placement Rights no longer meet the criteria for equity treatment, they will be recorded as a liability and remeasured each period with changes recorded in the statement of operations. There were no Public Rights or Private Placement Rights outstanding as of March 31, 2026.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 17,250,000 Units (including 2,250,000 Units upon the underwriters’ exercise in full of the over-allotment option) at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share, one redeemable warrant (“Public Warrant”) and one right to receive one-fourth (1/4th) of one Class A ordinary share (“Right”). Each Public Warrant is entitled the holder to purchase one Class A ordinary share at a price of $11.50 per full share, subject to adjustment. No fractional rights will be issued upon separation of the Units and only whole rights will trade (see Note 7).

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing Initial Public Offering the Sponsor purchased an aggregate of 260,000 Private Placement Units at a price of $10.00 per Private Placement Unit from the Company in a private placement. The proceeds from the sale of the Private Placement Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Units will expire worthless. Each Private Placement Unit consists of one Class A ordinary share, one redeemable warrant (“Private Warrant”) and one right to receive one-fourth (1/4th) of one Class A ordinary share upon the consummation of an initial business combination (“Right”). Each Private Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per full share, subject to adjustment (see Note 7). The Private Placement Units (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) are not transferable, assignable or salable until 30 days after the completion of an initial Business Combination, subject to certain exceptions.

NOTE 5 — RELATED PARTIES

Founder Shares

On March 19, 2026, the Sponsor received 9,857,143 of the Company’s Class B ordinary shares (the “Founder Shares”) in exchange for a payment of $25,000 to a vendor.

Up to 1,285,714 Founder Shares held by the Sponsor were subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised, so that the number of Founder Shares will collectively represent approximately 35% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering. No Class B ordinary shares were forfeited in connection with the Initial Public Offering, as the underwriters fully exercised the over-allotment option.

JAB ACQUISITION CORP I

Notes to Unaudited Financial Statements

NOTE 5 — RELATED PARTIES (cont.)

General and Administrative Services

The Company entered into an agreement, commencing on the first date on which the Company’s securities were listed on Nasdaq, to pay the Sponsor or an affiliate thereof a monthly fee of $10,000 for office space, utilities and secretarial and administrative support.

Unsecured Promissory Note

The Sponsor agreed to loan the Company up to $300,000 under an unsecured promissory note to be used for a portion of the expenses incurred before the Initial Public Offering. These loans are non-interest bearing, unsecured and are due on the earlier of September 19, 2027, or the consummation of the Initial Public Offering. As of March 31, 2026, there was $48,895 outstanding under such promissory note. As of June 11, 2026, the loan was paid in full in connection with the Initial Public Offering and is no longer available.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $600,000 of the notes may be converted into private placement units of the post-business combination entity at the price of $10.00 per private placement unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans. As of March 31, 2026, there was no amount outstanding under the Working Capital Loans.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement signed prior to or on the effective date of the Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their applicable lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to an additional 2,250,000 Units at the Initial Public Offering price to cover over-allotments, if any. Each Unit consists of one Ordinary Share, one redeemable warrant and one right to receive one-fourth (1/4th) of one Class A ordinary share upon the consummation of an initial business combination. Each warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. In connection with the Initial Public Offering, the underwriters fully exercised the over-allotment option.

JAB ACQUISITION CORP I

Notes to Unaudited Financial Statements

NOTE 6 — COMMITMENTS AND CONTINGENCIES (cont.)

The Representative was paid a fixed cash underwriting fee of $1,000,000 upon the closing of the Initial Public Offering.

The Representative received 1,000,000 Class A ordinary shares upon the closing of the Initial Public Offering which were recorded at fair value as a deferred offering cost. The fair value was determined by applying a probability of business combination factor to the Initial Public Offering price.

The underwriters are entitled to a deferred underwriting commission equal to the lesser of (i) 7% of the funds available in the trust account following redemptions or (ii) $500,000. The deferred underwriting commission is payable upon the consummation of the initial Business Combination.

NOTE 7 — SHAREHOLDER’S EQUITY

Preferred Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2026, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of March 31, 2026, there were 9,857,143 Class B ordinary shares issued and outstanding, up to 1,285,714 of which were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. No Class B ordinary shares were forfeited as, in connection with the Initial Public Offering, the underwriters fully exercised the over-allotment option.

Only holders of the Class B ordinary shares will have the right to vote on the appointment of directors prior to the Business Combination. Holders of ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as otherwise required by law. In connection with the Company’s initial Business Combination, it may enter into a shareholders agreement or other arrangements with the shareholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of this offering.

The Founder Shares are designated as Class B ordinary shares and will automatically convert at a ratio of one-for-one into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have redemption rights or be entitled to liquidating distributions from the Trust Account if the Company does not consummate an initial Business Combination) at the time of the Company’s initial Business Combination.

Rights — Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive one-fourth (1/4) of one Class A ordinary share upon consummation of the initial Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will be rounded down to the nearest whole share.

NOTE 8 — WARRANTS

There were no warrants outstanding as of March 31, 2026. Public Warrants may only be exercised for a whole number of shares. The Public Warrants will become exercisable on the later of (a) the completion of a our initial business combination or (b) 12 months from the closing of this offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A ordinary share pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A ordinary shares is available, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of residence of the exercising holder, or an exemption from registration is available.

JAB ACQUISITION CORP I
Notes to Unaudited Financial Statements

NOTE 8 — WARRANTS (cont.)

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of a Business Combination, the Company will use its commercially reasonable efforts to file, and within 60 business days following a Business Combination to have declared effective, a registration statement covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed. Notwithstanding the above, if the Class A ordinary share is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of Warrants When the Price per Class A ordinary share Equals or Exceeds $18.00 — Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per Public Warrant;

●	upon a minimum of 30 days’ prior written notice of redemption, or the 30-day redemption period to each warrant holder; and

●	if, and only if, the last reported sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, reorganization, recapitalizations and the like) for any 10 trading days within a 20-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

If the Company calls the warrants for redemption as described in this paragraph, its management will have the option to require any holder that wishes to exercise their warrant following the notice of redemption to do so on a cashless basis. In the case of such a cashless exercise, each holder would pay the exercise price by surrendering the Public Warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” less the exercise price of the warrants by (y) the fair market value. The “fair market value” as used in the preceding sentence shall mean the volume weighted average price of the Class A ordinary shares for the 10 trading days ending on the trading day prior to the date on which the notice of redemption is sent to the holders of the public warrants. If its management takes advantage of this option, the notice of redemption will contain the information necessary to calculate the number of Class A ordinary shares to be received upon exercise of the warrants, including the “fair market value” in such case.

The Company has established the $18.00 per share (as adjusted) redemption criterion discussed above to prevent a redemption call unless there is at the time of the call a significant premium to the public warrant exercise price. If the foregoing conditions are satisfied and the Company issues a notice of redemption of the Public Warrants, each Public Warrant holder will be entitled to exercise his, her or its Public Warrant prior to the scheduled redemption date. However, the price of the Class A ordinary shares may fall below the $18.00 redemption trigger price, as well as the $11.50 Public Warrant exercise price after the redemption notice is issued.

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of its initial business combination at less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by its board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or its affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of its initial Business Combination on the date of the completion of its initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the 20 day trading period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the Public Warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price.

The Private Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

JAB ACQUISITION CORP I

Notes to Unaudited Financial Statements

NOTE 9 — SEGMENT INFORMATION

ASC Topic 280, Segment Reporting, establishes standards for companies to report, in their financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reporting segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews key metrics included in net income or loss and total assets.

Formation and operating expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews formation and operating expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation and operating expenses, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net loss are reported on the statement of operations and described within their respective disclosures.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date and through the date that the financial statements were issued. Based upon this review, except as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On June 11, 2026, the Company consummated its Initial Public Offering of 17,250,000 units (the “Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), including 2,250,000 Units issued pursuant to the exercise of the underwriters’ over-allotment option. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $172,500,000 (the “Public Proceeds”).

Simultaneously with the closing of the Initial Public Offering, the Company completed the private sale of 260,000 Units (the “Private Units”) at a price of $10.00 per Unit in a private placement to the Company’s sponsor, JAB Acquisition Sponsor I, LLC (the “Sponsor”) generating gross proceeds to the Company of $2,600,000.

Transaction costs amounted to $3,396,791, consisting of underwriter’s fees of $1,000,000, fair value of representative shares of $1,240,000 and $1,156,791 of other offering costs.

Simultaneously with the closing of the Initial Public Offering, the Company issued an aggregate of 95,000 Class A ordinary shares to the Company’s three independent directors. The Company has estimated the fair value of the 95,000 Class A ordinary shares as $117,800 on the date of issuance. The fair value was determined by applying a probability of Business Combination factor to the Initial Public Offering price. The shares are subject to performance and lock-up provisions. As such, the Company will not recognize any expense until the Initial Business Combination is probable.

As of June 11, 2026, $811,381 of cash proceeds from the Initial Public Offering and related Private Placement was held by the Sponsor and due to the Company. As of June 11, 2026, the Unsecured Promissory Note was paid in full in connection with the Initial Public Offering in the amount of $48,895 and is no longer available. On June 23, 2026, the Sponsor transferred the $811,381 to the Company’s operating account outside of the trust account.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Some of the statements contained in this Quarterly Report on Form 10-Q (the “Quarterly Report”) may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

 Forward-looking statements in this Quarterly Report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the adverse impacts of certain events (such as terrorist attacks, natural disasters or a significant outbreak of infectious diseases) on our ability to consummate an initial business combination;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance following our Initial Public Offering.

The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors discussed in “Risk Factors” in our final prospectus dated June 9, 2026 (Registration Statement No. 333-296035) and elsewhere in this Quarterly Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

In addition, statements that contain “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report. Although we believe that this information provides a reasonable basis for these statements, this information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Form 8-K filed with the SEC on June 17, 2026 and the Prospectus filed with the SEC on June 10, 2026

Overview

JAB Acquisition Corp I (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on March 10, 2026. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

As of March 31, 2026, the Company had not yet commenced any operations. All activity through March 31, 2026, related to the Company’s formation and the Initial Public Offering, and subsequent to the Initial Public Offering, identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

On June 11, 2026, the Company consummated its Initial Public Offering of 17,250,000 units (the “Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), including 2,250,000 Units issued pursuant to the exercise of the underwriters’ over-allotment option. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $172,500,000 (the “Public Proceeds”).

Simultaneously with the closing of the Initial Public Offering, the Company completed the private sale of 260,000 Units (the “Private Units”) at a price of $10.00 per Unit in a private placement to the Company’s sponsor, JAB Acquisition Sponsor I, LLC (the “Sponsor”) generating gross proceeds to the Company of $2,600,000.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities, those necessary to prepare for our initial public offering, and subsequent to our initial public offering, identifying a target company for our initial business combination. We do not expect to generate any operating revenues until after completion of our initial business combination at the earliest. We generate non-operating income in the form of interest income on cash and cash equivalents held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from March 10, 2026 (inception) through March 31, 2026, we had a net loss of $23,665, which represents formation and operating costs incurred during the period.

Liquidity and Capital Resources

The Company’s liquidity needs prior to the consummation of our initial public offering were satisfied through the payment of $25,000 from JAB Acquisition Sponsor I, LLC (the “sponsor”) upon the issuance of the founder shares, loan proceeds from the sponsor of $300,000 under an unsecured promissory note and advances from a related party. Subsequent to the consummation of our initial public offering, the Company’s liquidity has been satisfied through the net proceeds from our initial public offering and the proceeds from the sponsor from the purchase of the private units.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the sponsor or an affiliate of the sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a business combination, it would repay such loaned amounts at that time. Up to $600,000 of such working capital loans may be converted upon completion of a business combination into units at a price of $10.00 per unit. Such units would be identical to the private units.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account to complete our initial business combination. We may withdraw interest to pay our income and franchise taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We do not expect to pay income taxes as none are due under Cayman Islands law. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 11, 2026, we have available to us $811,381 of proceeds held outside the trust account, which was held by the Sponsor and subsequently transferred to the Company’s operating account outside of the trust account. We will use these funds to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

We do not believe we will need to raise additional funds following our initial public offering in order to meet the expenditures required for operating our business prior to our initial business combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $600,000 of such loans may be convertible into private units at a price of $10.00 per unit, at the option of the lender. The units would be identical to the private units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of March 31, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations

Critical Accounting Estimates

We prepare our financial statements in accordance with U.S. generally accepted accounting principles, which require our management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates, as well as the reported amounts of revenues and expenses during the reporting periods. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on our own historical experience and other assumptions that we believe are reasonable after taking into account our circumstances and expectations for the future based on available information. We evaluate these estimates on an ongoing basis.

There are no critical accounting estimates that were made with respect to the preparation of the historical financial statements.

Risks and Uncertainties

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Specifically, the rising conflict between Russia and Ukraine, and the conflicts in the Middle East, and resulting market volatility could adversely affect the Company’s ability to complete a business combination. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s ability to complete a Business Combination and the value of the Company’s securities. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the quarterly period ended March 31, 2026, due to the lack of segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT and financial reporting and recordkeeping.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company the Company is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March, 19 2026, our sponsor JAB Acquisition Sponsor I, LLC purchased, and the Company issued to the sponsor, 9,857,143 Class B ordinary shares for an aggregate purchase price of $25,000, of which 1,285,714 Class B ordinary shares are subject to forfeiture in the event the over-allotment option is not exercised. The sponsor is deemed to have purchased the founder shares for $0.002 per share. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The number of founder shares outstanding was determined based on the expectation that the total size of this offering would be a maximum of 28,107,143 units if the underwriters’ over-allotment option is exercised in full and therefore that such founder shares would represent approximately 35.0% of the outstanding shares after this offering (not including the Class A ordinary shares that are included within the private units). Up to 1,285,714 of these shares will be surrendered for no consideration depending on the extent to which the underwriters’ over-allotment is exercised. No Class B ordinary shares were forfeited in connection with the Initial Public Offering, as the underwriters fully exercised the over-allotment option.

Our sponsor is an accredited investor for purposes of Rule 501 of Regulation D. Each of the equity holders in our sponsor is an accredited investor under Rule 501 of Regulation D. The sole business of our sponsor is to act as the company’s sponsor in connection with this offering.

Our sponsor purchased from us an aggregate of 260,000 private units (whether or not the over-allotment option is exercised) at $10.00 per unit, for an aggregate purchase price of $2,600,000. The private units will also be worthless if we do not complete our initial business combination. This purchase took place on a private placement basis simultaneously with the completion of our initial public offering. This issuance will be made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

No underwriting discounts or commissions were paid with respect to such sales.

Use of Proceeds

On June 9, 2026, our registration statement on Form S-1 (File No. 333-296035)(the “Registration Statement”) for our Initial Public Offering (“IPO”) was declared effective by the SEC. On June 11, 2026, the Company consummated its IPO of 17,250,000 units (the “Units” and, with respect to the ordinary shares included in the Units being offered), including 2,250,000 Units issued pursuant to the exercise of the underwriters’ over-allotment option. The offering was made on a firm commitment basis with D. Boral Capital LLC as managing underwriter. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $172,500,000.

Simultaneously with the closing of the IPO, the Company completed the private sale of 260,000 private units at a price of $10.00 per Unit in a private placement to the Company’s sponsor, JAB Acquisition Sponsor I, LLC generating gross proceeds to the Company of $2,600,000.

Transaction costs amounted to $3,396,791, consisting of underwriter’s fees of $1,000,000, fair value of representative shares of $1,240,000 and $1,156,791 of other offering costs.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Articles of Association (1)
3.2	Amended and Restated Memorandum and Articles of Association (2)
*31.1	Rule 13a-14(1) Certification of the Chief Executive Officer
*31.2	Rule 13a-14(1) Certification of the Chief Financial Officer
*32.1	Certification Pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 9006 of the Sarbanes-Oxley Act of 2002
*32.2	Certification Pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 9006 of the Sarbanes-Oxley Act of 2002
*101.INS	Inline XBRL Instance Document
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
*104	Cover Page Interactive Date File - the cover page XBRL tags are embedded within the Inline XBRL document

*	Filed with this Report.

**	Schedules, exhibits and similar supporting attachments to this exhibit are omitted pursuant to Item 601(b)(2) of Regulation S-K. We agree to furnish a supplemental copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.

(1)	Incorporated by reference to the Issuer’s Registration Statement on Form S-1 (No. 333-296035) filed with the SEC on May 19, 2026.

(2)	Incorporated by reference to the Issuer’s Registration Statement on Form S-1 (No. 333-296035) filed with the SEC on May 29, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JAB Acquisition Corp I
(Registrant)

July 23, 2026	By:	/s/ Joshua Jagid
Date		(Signature)
	Name:	Joshua Jagid
	Title:	Chief Executive Officer