Form 10-Q
period 2026-06-30
JAB Acquisition Corp I
filed 2026-08-14
CIK 2128739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

☒ Yes ☐ No

As of August 14, 2026, there were 18,605,000 Class A ordinary shares, $0.0001 par value and 9,857,143 Class B ordinary shares, $0.0001 par value, issued and outstanding.

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	1
	Unaudited Balance Sheet as of June 30, 2026	1
	Unaudited Statements of Operations for the three months ended June 30, 2026 and the period from March 10, 2026 (inception) through June 30, 2026	2
	Unaudited Statements of Changes in Shareholders’ Equity for the three months ended June 30, 2026 and for the Period from March 10, 2026 (inception) through June 30, 2026	3
	Unaudited Statement of Cash Flows for the Period from March 10, 2026 (inception) through June 30, 2026	4
	Notes to Unaudited Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20

PART II	OTHER INFORMATION	21

Item 1.	Legal Proceedings	21
Item 1a.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Mine Safety Disclosures	21
Item 5.	Other Information	21
Item 6.	Exhibits	22
Signatures		23

i

Item 1. Financial Statements (Unaudited)

JAB ACQUISITION CORP I

UNAUDITED BALANCE SHEET

JUNE 30, 2026

ASSETS
Current Assets:
Cash	$644,149
Prepaid expenses	220,906
Total Current Assets	865,055
Cash held in Trust	172,816,825
Total Assets	$173,681,880

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accrued offering costs	$49,000
Accounts payable	41,344
Total Current Liabilities	90,344
Deferred underwriting commission	500,000
Total Liabilities	590,344

Commitments and contingencies (Note 6)

Class A ordinary shares, $0.0001 par value; 17,250,000 shares subject to possible redemption as of June 30, 2026 at $10.02 per share	172,816,825

Shareholders’ Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 1,355,000 issued and outstanding as of June 30, 2026	136
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 9,857,143 shares issued and outstanding	986
Additional paid-in capital	159,892
Retained earnings	113,697
Total Shareholders’ Equity	274,711
Total Liabilities and Shareholders’ Equity	$173,681,880

The accompanying notes are an integral part of these unaudited financial statements.

JAB ACQUISITION CORP I

UNAUDITED STATEMENT OF OPERATIONS

	For the three months Ended June 30, 2026	For the period March 10, 2026 (inception) through June 30, 2026

Formation and operating expenses	$179,463	$203,128
TOTAL EXPENSES	(179,463)	(203,128)

OTHER INCOME
Interest earned on cash held in Trust	316,825	316,825
TOTAL OTHER INCOME	316,825	316,825

Net income	$137,362	$113,697

Weighted average of redeemable shares outstanding basic and diluted	3,601,648	2,926,339
Basic and diluted net income per ordinary share	$0.01	0.01
Weighted average of non-redeemable shares outstanding basic and diluted	10,140,055	8,854,866
Basic and diluted net income per ordinary share	$0.01	$0.01

The accompanying notes are an integral part of these unaudited financial statements.

JAB ACQUISITION CORP I

UNAUDITED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM MARCH 10, 2026 (INCEPTION) THROUGH

JUNE 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-In	Retained Earnings (Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance, March 10, 2026 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	9,857,143	986	24,014	-	25,000
Net loss	-	-	-	-	-	(23,665)	(23,665)
Balance, March 31, 2026	-	-	9,857,143	986	24,014	(23,665)	1,335
Representative shares	1,000,000	100	-	-	1,239,900	-	1,240,000
Director shares	95,000	10	-	-	(10)	-	-
Proceeds from Private Placement	260,000	26	-	-	2,599,974	-	2,600,000
Public warrants, fair value	-	-	-	-	1,769,850	-	1,769,850
Public rights, fair value	-	-	-	-	5,118,075	-	5,118,075
Offering costs allocated to Public warrants and rights	-	-	-	-	(135,634)	-	(135,634)
Accretion of carrying value to redemption value	-	-	-	-	(10,456,277)	-	(10,456,277)
Net income	-	-	-	-	-	137,362	137,362
Balance, June 30, 2026	1,355,000	$136	9,857,143	$986	$159,892	$113,697	$274,711

The accompanying notes are an integral part of these unaudited financial statements.

JAB ACQUISITION CORP I

UNAUDITED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 10, 2026 (INCEPTION) THROUGH

JUNE 30, 2026

Cash Flows from Operating Activities:
Net Income	$113,697
Adjustments to reconcile net income to net cash used in operating activities:
Offering and operating costs paid through promissory note – related party	10,145
Interest earned on cash held in Trust	(316,825)
Changes in assets and liabilities:
Prepaid expenses	(218,636)
Accounts payable and accrued offering cost	65,344
Net Cash Used in Operating Activities	(346,275)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(172,500,000)
Net Cash Used in Investing Activities	(172,500,000)

Cash Flows from Financing Activities:
Proceeds from the Initial Public Offering	172,500,000
Proceeds from issuance of private placement units	2,600,000
Repayment of Promissory Note - related party	(48,895)
Payment of offering costs	(1,560,681)
Net Cash Provided by Financing Activities	173,490,424

Net change in cash	644,149
Cash at beginning of period	-
Cash at end of period	$644,149

Supplemental Schedule of Non-Cash Financing Activities:
Accretion and remeasurement of carrying value to redemption value	$10,456,277
Founder shares issued to Sponsor	$25,000
Deferred underwriting commission	$500,000
Issuance of director shares	$10
Prepaid paid through promissory note – related party	$38,750
Prepaid expenses reclassified to deferred offering costs	$61,480
Offering costs included in accrued offering costs	$25,000
Fair value of representative shares charged to deferred offering costs	$1,240,000

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from March 10, 2026 (inception) through June 30, 2026, related to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The stock exchange listing rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding the amount of deferred underwriting commissions and Permitted Withdrawals on the interest income earned on the funds held in the Trust Account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination. Management has agreed that $10.00 per Unit sold in the Initial Public Offering, including proceeds of the sale of the Private Placement Units, will be held in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest then in the Trust Account), net of funds withdrawn to pay taxes, if any, and up to $100,000 of interest to pay dissolution expenses (“Permitted Withdrawals”). There will be no redemption rights upon the completion of a Business Combination with respect to the Private Placement Units. The Public Shares subject to redemption are recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

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

The Sponsor has agreed (a) to waive its redemption rights with respect to any Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Articles (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to shareholder’s rights or pre-initial business combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment.

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

The interim results for the period from for the period March 10, 2026 (inception) through June 30, 2026, are not necessarily indicative of the results to be expected for the period March 10, 2026 (inception) through December 31, 2026, or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $644,149 cash and no equivalents as of June 30, 2026.

Cash Held in Trust Account

As of June 30, 2026, the Company had $172,816,825 in cash held in the Trust Account, which consisted of interest-earning demand deposits.

JAB ACQUISITION CORP I

Notes to Unaudited Financial Statements

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Deferred Offering Costs

The Company complies with the requirements of the ASC Topic 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering” and Topic 5T — “Accounting for Expenses or Liabilities Paid by Principal Stockholder(s).”

Deferred offering costs consist of costs incurred in connection with preparation for the Initial Public Offering, which include professional and registration fees incurred. Deferred offering costs, together with the underwriting discounts and commissions, were allocated to the separable financial instruments issued in the Initial Public Offering based on a residual method, compared to total proceeds received. The Company applies this guidance to allocate the Initial Public Offering proceeds from the Units between Class A ordinary shares, Warrants and Rights, used the residual method by allocating Initial Public Offering proceeds first to assigned value of the Warrants and Rights and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares (i.e., Public Shares) were charged to temporary equity and offering costs allocated to the Public Warrants, Public Rights and Private Placement Units were charged to shareholders’ equity as the Public Warrants, Public Rights, Private Placement Warrants and Private Placement Rights, after management’s evaluation, were accounted for under equity treatment (as well as the Private Placement Shares). As of June 30, 2026, the Company had deferred offering costs of $0.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Income per Ordinary Share

Net Income per ordinary share is computed by dividing net Income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. No Class B ordinary shares were forfeited in connection with the Initial Public Offering, as the underwriters fully exercised the over-allotment option. As of June 30, 2026, except as noted below, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted Income (Loss) per share is the same as basic Income per share for the period presented.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants and rights issued in connection with the Initial Public Offering and the private placement of the Private Placement Units to receive ordinary shares in the calculation of diluted income (loss) per ordinary share, because their issuance is contingent upon future events.

For the Three Months Ended June 30, 2026

	Redeemable	Non- redeemable
Basic and diluted net income per ordinary share numerator:
Net income	$36,002	$101,360

Basic and diluted net income per ordinary share denominator:
Weighted-average shares outstanding	3,601,648	10,140,055
Basic and diluted net income per ordinary share	$0.01	$0.01

For the period from March 10, 2026 (inception) through June 30, 2026

	Redeemable	Non- redeemable
Basic and diluted net income per ordinary share numerator:
Net income	$28,241	$85,456

Basic and diluted net income per ordinary share denominator:
Weighted-average shares outstanding	2,926,339	8,854,866
Basic and diluted net income per ordinary share	$0.01	$0.01

JAB ACQUISITION CORP I

Notes to Unaudited Financial Statements

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation (“FDIC”) limit and cash held in the trust with a financial institution, which, at times, may exceed the Securities Investor Protection Corporation (“SIPC”) limit. As of June 30, 2026, the cash held in exceed of the FDIC limit was $394,149. As of June 30, 2026, the cash held in the trust in excess of the SIPC limit was $172,566,825. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

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

Warrant Instruments

The Company accounts for the Public Warrants issued in connection with the Initial Public Offering and the Private Placement Warrants in accordance with the guidance contained in the Financial Accounting Standards Board (“FASB”) ASC Topic 815, “Derivatives and Hedging.” Under ASC Topic 815-40, the Public Warrants (as defined below) and the Private Placement Warrants meet the criteria for equity treatment and as such were recorded in shareholders’ equity on June 11, 2026, the date of the completion of the Initial Public Offering. If the Public Warrants and Private Placement Warrants no longer meet the criteria for equity treatment, they will be recorded as a liability and remeasured each period with changes recorded in the statement of operations. There were 17,510,000 warrants outstanding as of June 30, 2026.

JAB ACQUISITION CORP I

Notes to Unaudited Financial Statements

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Rights

The Company accounts for the Public Rights and Private Placement Rights (as defined in Notes 3 and 4) issued in connection with the Initial Public Offering and the Private Placement, in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Under ASC Topic 815-40, the Public Rights (as defined below) and the Private Placement Rights meet the criteria for equity treatment and as such were recorded in shareholders’ equity. If the Public Rights and Private Placement Rights no longer meet the criteria for equity treatment, they will be recorded as a liability and remeasured each period with changes recorded in the statement of operations. There were 17,510,000 Public Rights or Private Placement Rights outstanding as of June 30, 2026.

Class A Ordinary Shares Subject to Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies the Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited balance sheets.

As of June 30, 2026, the Class A ordinary shares subject to redemption reflected in the unaudited balance sheet are reconciled in the following table.

Gross Proceeds – Initial Public Offering	$172,500,000
Less: Proceeds allocated to public warrants and rights	(6,887,925)
Less: Class A ordinary shares issuance costs	(3,251,527)
Add: Accretion of carrying value to redemption value	10,139,452
Class A ordinary shares subject to possible redemption as of June 11, 2026	172,500,000
Add: Accretion of carrying value to redemption value	316,825
Class A ordinary shares subject to possible redemption as of June 30, 2026	$172,816,825

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

Unsecured Promissory Note

The Sponsor agreed to loan the Company up to $300,000 under an unsecured promissory note to be used for a portion of the expenses incurred before the Initial Public Offering. These loans are non-interest bearing, unsecured and are due on the earlier of September 19, 2027, or the consummation of the Initial Public Offering. The unsecured promissory note was paid in full and closed at the consummation of the IPO on June 11, 2026.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $600,000 of the notes may be converted into private placement units of the post-business combination entity at the price of $10.00 per private placement unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans. As of June 30, 2026, there was no amount outstanding under the Working Capital Loans.

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

NOTE 7 — SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2026, there were 1,355,000 Class A ordinary shares issued or outstanding, excluding 17,250,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of June 30, 2026, there were 9,857,143 Class B ordinary shares issued and outstanding

Only holders of the Class B ordinary shares will have the right to vote on the appointment of directors prior to the Business Combination. Holders of ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as otherwise required by law. In connection with the Company’s initial Business Combination, it may enter into a shareholders agreement or other arrangements with the shareholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of this offering.

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

NOTE 8 — WARRANTS

There were 17,510,000 warrants outstanding as of June 30, 2026. Public Warrants may only be exercised for a whole number of shares. The Public Warrants will become exercisable on the later of (a) the completion of a our initial business combination or (b) 12 months from the closing of this offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

JAB ACQUISITION CORP I

Notes to Unaudited Financial Statements

NOTE 9 — SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment. The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited statements of operations as net income or loss. The measure of segment assets is reported on the unaudited balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

June 30, 2026
Cash	$644,149
Prepaid expenses	220,906
Cash held in Trust	172,816,825
Total Assets	$173,681,880

	For the three months Ended June 30, 2026	For the period March 10, 2026 (inception) through June 30, 2026

Formation and operating expenses	$179,463	$203,128
Interest earned on cash held in Trust	$316,825	$316,825

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement.

Operational and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Business Combination period. The CODM also reviews formation and operating expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation and operating expenses, as reported on the unaudited statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date and through the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that required adjustment or disclosure in the financial statements.

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

As of June 30, 2026, the Company had not yet commenced any operations. All activity through June 30, 2026, related to the Company’s formation and the Initial Public Offering, and subsequent to the Initial Public Offering, identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

For the period from March 10, 2026 (inception) through June 30, 2026, we had net income of $113,697, which represents interest earned on the trust account of $316,825 offset by formation and operating costs of $203,128 incurred during the period.

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

As of June 30, 2026, we have available to us $644,149 of proceeds held outside the trust account. We will use these funds to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of June 30, 2026, we had off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the quarterly period ended June 30, 2026, due to the lack of segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT and financial reporting and recordkeeping.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

JAB Acquisition Corp I
(Registrant)

August 14, 2026	By:	/s/ Joshua Jagid
Date		(Signature)
	Name:	Joshua Jagid
	Title:	Chief Executive Officer